Form 10-K
period 2007-12-31
SunTrust Acquisition Closed-End Seconds Trust, Series 2007-1
filed 2008-03-31
CIK 1397976

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-141008-02

      SunTrust Acquisition Closed-End Seconds Trust, Series 2007-1 (exact name of issuing entity as specified in its charter)

      ACE Securities Corp.
      (exact name of the depositor (as registrant on behalf of the issuing entity)as specified in its charter)

      SunTrust Asset Funding, LLC
      (exact name of the sponsor as specified in its charter)



  Delaware                                54-2199711
  (State or other jurisdiction of         54-2199712
  incorporation or organization)          54-2199713
                                          (I.R.S. Employer
                                          Identification No.)


  6525 Morrison Boulevard
  Suite 318
   Charlotte, NC                                28211
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (704) 365-0569



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of XL Capital Assurance Inc. and its subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholder's equity and cash flows for the years ended December 31, 2007, 2006 and 2005, and the financial statements of XL Financial Assurance Ltd. as of December 31, 2007 and 2006 and the related statements of income, changes in shareholder's equity and cash flows for the years ended December 31, 2007, 2006 and 2005, which have been filed with the Securities and Exchange Commission (the "Commission") by Security Capital Assurance Ltd. ("SCA") (Commission File No. 001-32950, CIK No. 0001358164), are hereby incorporated by reference from Exhibit 99.1 and Exhibit 99.2, respectively, of the Current Report on Form 8-K of SCA, as filed with the Commission, into this Form 10-K and shall be deemed to be part hereof. Any statement contained in a document incorporated herein by reference shall be modified or superseded for the purposes of this Form 10-K to the extent that a statement contained herein by reference also modifies or supersedes such statement. Any statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Form 10-K.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               Not applicable.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) Of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Providers Financial Information).

XL Capital Assurance Inc. provides credit enhancement for the Class A Certificates in the form of a certificate guaranty insurance policy as disclosed in the 424(b)(5) Prospectus filed on May 16, 2007 and June 6, 2007.

The consolidated financial statements of XL Capital Assurance Inc. and its subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholder's equity and cash flows for the years ended December 31, 2007, 2006 and 2005, and the financial statements of XL Financial Assurance Ltd. as of December 31, 2007 and 2006 and the related statements of income, changes in shareholder's equity and cash flows for the years ended December 31, 2007, 2006 and 2005, which have been filed with the Securities and Exchange Commission (the "Commission") by Security Capital Assurance Ltd. ("SCA") (Commission File No. 001-32950, CIK No. 0001358164), are hereby incorporated by reference from Exhibit 99.1 and Exhibit 99.2, respectively, of the Current Report on Form 8-K of SCA, as filed with the Commission, into this Form 10-K and shall be deemed to be part hereof. Any statement contained in a document incorporated herein by reference shall be modified or superseded for the purposes of this Form 10-K to the extent that a statement contained herein by reference also modifies or supersedes such statement. Any statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Form 10-K.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Bear Stearns Financial Products Inc. provides an interest rate swap derivative instrument for the trust as disclosed in the 424(b)(5) Prospectus filed on May 16, 2007 and June 6, 2007. No additional disclosure is necessary because the significance percentage for the swap agreements is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

American Home Mortgage Corp.

American Home Mortgage Corp., an originator, filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on August 6, 2007 in the U.S. Bankruptcy Court for the District of Delaware.

XL Capital Assurance Inc.

XL Capital Assurance Inc. ("XLCA") received a grand jury subpoena dated November 15, 2006 from the New York Office of the Antitrust Division of the U.S. Department of Justice in connection with an investigation into the municipal guaranteed investment contract market and related products. Thereafter, the Antitrust Division served a superseding grand jury subpoena dated November 30, 2006 addressed to XL Asset Funding Company I LLC instead of XLCA. XL Asset Funding Company I LLC is not a subsidiary of XLCA.

On February 22, 2008 and March 6, 2008, XLCA issued notices terminating seven CDS contracts with Merrill Lynch International under which XLCA had agreed to make payments to Merrill Lynch International on the occurrence of certain credit events pertaining to particular ABS CDOs referenced in the agreements. XLCA issued each of the termination notices on the basis of Merrill Lynch International's repudiation of certain contractual obligations under each of the agreements. Merrill Lynch International filed a lawsuit against XLCA in New York Federal Court, seeking a declaratory judgment that the seven CDS contracts are enforceable against XLCA. XLCA believes that Merrill Lynch International's lawsuit lacks merit and intends to vigorously defend the terminations. The notional amount of the credit default swaps at December 31, 2007 aggregated $3.1 billion before reinsurance ($0.8 billion after reinsurance). For the year ended December 31, 2007, XLCA recorded a charge of $180.4 million relating to these CDS contracts, of which $56.2 million represents a net unrealized loss and is reflected in the accompanying statement of operations in the caption entitled "Net realized and unrealized losses on credit derivatives," and $124.2 million represents the provision of case basis reserves for losses and loss adjustment expenses and is reflected in the accompanying statement of operations in the caption entitled, "Net losses and loss adjustment expenses." At December 31, 2007, XLCA recorded a derivative liability and reserves for losses and loss adjustment expenses associated with these credit default swap contracts of $212. 5 million and $509.1 million before reinsurance ($56.2 million and $124.2 million after reinsurance), respectively.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.


Bear Stearns Financial Products Inc.

     On March 16, 2008, JPMorgan Chase & Co. ("JPMorgan Chase") announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the "Agreement and Plan of Merger"), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the "Merger Agreement"), with The Bear Stearns Companies Inc., the parent company of Bear Stearns Financial Products Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase. The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval. The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger. The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

     In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the "Guaranty"), guaranteeing the obligations and liabilities of The
     Bear Stearns Companies Inc. and certain of its affiliates, including
     Bear Stearns Financial Products Inc.'s obligations under the interest rate swap derivative instrument. A copy of the Guaranty is filed as
     Exhibit 99.1 to this Form 10-K. Except with respect to the addition of this Guaranty, the terms and conditions of the interest rate swap derivative instrument remain unchanged.

     JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands.





Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The assessment of compliance for GMAC Mortgage, LLC ("GMACM") disclosed the following material noncompliance, as applicable during the twelve months ended December 31, 2007:

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM's policies and procedures, as required by criteria 1122 (d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D).

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in the Assessment of Compliance with Servicing Criteria and related Attestation Report included with this report, GMACM's Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that GMACM was required to address under the terms of the related Servicing Agreement. GMACM has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligation under the related servicing agreement in its Servicer Compliance Statement provided under Item 1123 of Regulation AB, because GMACM asserts that those items are not applicable to the GMACM.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) The Pooling and Servicing Agreement dated as of April 1, 2007 among ACE Securities Corp. as Depositor, GMAC Mortgage, LLC as Servicer, Wells Fargo Bank, National Association as Master Servicer and Securities Administrator and HSBC Bank USA, National Association as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission)

  (10) See Exhibit (4) of Item 15(a) above.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Custodian
    33.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC
    33.3 GMAC Mortgage, LLC as Servicer
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.5 Wells Fargo Bank, N.A. as Paying Agent



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Custodian
    34.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC
    34.3 GMAC Mortgage, LLC as Servicer
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.5 Wells Fargo Bank, N.A. as Paying Agent



   (35) Servicer compliance statements.



    35.1 GMAC Mortgage, LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator




   (99)  Additional Exhibits.

    99.1 Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008

    99.2 The  consolidated  financial  statements  of XL Capital  Assurance
    Inc. and its subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholder's equity and cash flows for the years ended December 31, 2007, 2006 and 2005, and the financial statements of XL Financial Assurance Ltd. as of December 31, 2007 and 2006 and the related statements of income, changes in shareholder's equity and cash flows for the years ended December 31, 2007, 2006 and 2005, which have been filed with the Securities and Exchange Commission (the "Commission") by Security Capital Assurance Ltd. ("SCA") (Commission File No. 001-32950, CIK No. 0001358164), are hereby incorporated by reference into this Form 10-K from Exhibit 99.1 and
    Exhibit 99.2, respectively, of the Current Report on Form 8-K of SCA, as filed with the Commission.


   (b) See Exhibits identified in paragraph (a) of Item 15 above.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   SunTrust Acquisition Closed-End Seconds Trust, Series 2007-1
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Kristen Ann Cronin
   Kristen Ann Cronin, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


   (4) The Pooling and Servicing Agreement dated as of April 1, 2007 among ACE Securities Corp. as Depositor, GMAC Mortgage, LLC as
   Servicer, Wells Fargo Bank, National Association as Master Servicer and Securities Administrator and HSBC Bank USA, National Association as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission)

   (10) See Exhibit (4) of Item 15(a) above.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Custodian
    33.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC
    33.3 GMAC Mortgage, LLC as Servicer
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.5 Wells Fargo Bank, N.A. as Paying Agent


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Custodian
    34.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC
    34.3 GMAC Mortgage, LLC as Servicer
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.5 Wells Fargo Bank, N.A. as Paying Agent


   (35) Servicer compliance statements.



    35.1 GMAC Mortgage, LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator




   (99)  Additional Exhibits.

    99.1 Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008

    99.2 The  consolidated  financial  statements  of XL Capital  Assurance
    Inc. and its subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholder's equity and cash flows for the years ended December 31, 2007, 2006 and 2005, and the financial statements of XL Financial Assurance Ltd. as of December 31, 2007 and 2006 and the related statements of income, changes in shareholder's equity and cash flows for the years ended December 31, 2007, 2006 and 2005, which have been filed with the Securities and Exchange Commission (the "Commission") by Security Capital Assurance Ltd. ("SCA") (Commission File No. 001-32950, CIK No. 0001358164), are hereby incorporated by reference into this Form 10-K from Exhibit 99.1 and
    Exhibit 99.2, respectively, of the Current Report on Form 8-K of SCA, as filed with the Commission.